Form 10-K/A
period 2005-06-30
National Collegiate Student Loan Trust 2004-2
filed 2005-09-30
CIK 1305287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This amended Annual Report on Form 10-K/A replaces the Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed on September 28, 2005 and is being filed solely to include Exhibits 99.2 and 99.3.

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

JPMorgan Chase/ RBS

BNY/ITC – Dealers Clearance Special

Citibank, N.A.

JPMorgan Chase Bank, National Association

Brown Brothers Harriman & Co.

JPMorgan Chase Bank/Greenwich Capital

State Street Bank and Trust Company

		$12,695,000 $12,000,000 $28,000,000 $25,000,000 $42,000,000 $15,000,000 $17,000,000 $32,000,000	6.52% 6.16% 14.38% 12.84% 21.57% 7.70% 8.73% 16.44%
A-5-1 Certificates	Deutsche Bank Securities Inc.	$187,757,000	100.00%
A-IO Certificates	The Bank of New York JPMorgan Chase Bank, National Association State Street Bank and Trust Company	$21,610,000 $17,765,000 $56,200,000	21.61% 17.77% 56.20%
B Notes

The Bank of New York/Barclays Capital – London

JPMorgan Chase Bank/Greenwich Capital

State Street Bank and Trust Company

Citigroup Global Markets, Inc./Salomon Brothers

JPMorgan Chase Bank, National Association

JPMorgan Chase Bank Correspondence Clearing Services 2

		$7,000,000 $6,000,000 $17,000,000 $9,000,000 $11,800,000 $3,000,000	12.54% 10.75% 30.47% 16.13% 21.15% 5.38%
C Notes	Comerica Bank State Street Bank and Trust Company JPMorgan Chase Bank, National Association Wells Fargo Bank, National Association LaSalle Bank National Association	$3,000,000 $21,800,000 $26,000,000 $3,000,000 $3,000,000	5.28% 38.38% 45.77% 5.28% 5.28%

Item 13. Certain Relationships and Related Transactions.

Nothing to report.

Item 14. Principal Accounting Fees and Services.

Omitted.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Repots on Form 8-K.

(a)	List of Documents Filed as Part of this Annual Report on Form 10-K

EXHIBIT	DESCRIPTION
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.1	Statement of Compliance of Pennsylvania Higher Education Assistance Agency under the Alternative Servicing Agreement for the year ended June 30, 2005.
99.2	Report of Independent Accountants concerning servicing activities of Pennsylvania Higher Edcuation Assistance Agency for the year ended June 30, 2005.
99.3	Management's Assertion of Pennsylvania Higher Education Assistance Agency conerning compliance with Minimum Servicing Standards for the year ended June 30, 2005.

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
Name: Stephen E. Anbinder
Title: President
Dated: September 29, 2005

EXHIBIT INDEX

Exhibit Number	Sequentially Numbered Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.1	Statement of Compliance of Pennsylvania Higher Education Assistance Agency under the Alternative Servicing Agreement for the year ended June 30, 2005.
99.2	Report of Independent Accountants concerning servicing activities of Pennsylvania Higher Edcuation Assistance Agency for the year ended June 30, 2005.
99.3	Management's Assertion of Pennsylvania Higher Education Assistance Agency conerning compliance with Minimum Servicing Standards for the year ended June 30, 2005.